Form 10-Q
period 2013-10-31
Go Public, Inc.
filed 2013-12-16
CIK 1567865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED October 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54894

Go Public, Inc.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Mason Ct. Unit 215, Fort Collins, CO	80524
(Address of principal executive offices)	(Zip Code)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 16, 2013: 20,000,000 shares of common stock.

TABLE OF CONTENTS

GO PUBLIC, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Condensed Balance Sheets at January 31, 2013 (audited) and October 31, 2013 (unaudited)		4

Condensed Statements of Operations for the Three and Nine Months ended October 31, 2013, and for the period from January 24, 2013 (Date of Inception) through October 31, 2013 (unaudited)		5

Condensed Statements of Changes in Stockholder (Deficit) for the Period from January 24, 2013 (Date of Inception) through October 31, 2013 (unaudited)		6

Condensed Statements of Cash Flows for the Nine Months ended October 31, 2013, and for the Period from January 24, 2013 (Date of Inception) through October 31, 2013 (unaudited)		7

Notes to Unaudited Condensed Financial Statements		8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES	11

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	MINE SAFETY DISCLOSURES	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GO PUBLIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	As of October 31, 2013 (unaudited)	As of January 31, 2013 (audited)
ASSETS
Current Assets
Prepaid expenses	$0	$2,000

Total Current Assets	$—	$2,000

TOTAL ASSETS	$0	$2,000

LIABILITIES & STOCKHOLDER (DEFICIT)
Current Liabilities

Accounts Payable-Related Party	$—	$2,244
Accrued Expenses	$750	$—

Total Current Liabilities	$750	$2,244

TOTAL LIABILITIES	$750	$2,244

Stockholders’ (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	$—	$—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of October 31, 2013 and January 31, 2013)	$2,000	$2,000
Additional paid in capital	$2,744	$—
Deficit accumulated during developmental stage	$(5,494)	$(2,244)

Total Stockholder (Deficit)	$(750)	$(244)

TOTAL LIABILITIES & STOCKHOLDER (DEFICIT)	$0	$2,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GO PUBLIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31, 2013	Nine Months Ended October 31, 2013	Period from January 24, 2013 (Date of Inception) through October 31, 2013
Revenues	$—	$—	$—

Total Revenues	$—	$—	$—

General & Administrative Expenses
Organization and related expenses	$—	$—	$244
Share-based expenses	$—	$—	$2,000
Professional fees	$1,250	$3,250	$3,250

Total General & Administrative expenses	$1,250	$3,250	$5,494

Net Loss	$(1,250)	$(3,250)	$(5,494)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,000,000	20,000,000	5,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GO PUBLIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock		Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage		Total
January 24, 2013 (Inception) — Shares issued for services rendered at $.0001 per share, January 27, 2013	20,000,000		$2,000	$—		$—	$2,000
Net loss for the period from January 24, 2013 through January 31, 2013	—		$—	$—		$(2,244)	$(2,244)
Balance January 31, 2013 (audited)	20,000,000		$2,000	$—		$(2,244)	$(244)
Net loss for the period from February 1, 2013 through October 31 2013	—		$—	$—		$(3,250)	$(3,250)
Forgiveness of related party amounts		$		$2,744	$		$2,744
Balance October 31, 2013 (unaudited)	20,000,000		$2,000	$2,744		$(5,494)	$(750)

See Accompanying Notes to Unaudited Condensed Financial Statements

GO PUBLIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended October 31, 2013	Period from January 24, 2013 (Date of Inception) through October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,250)	$(5,494)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered	$—	$2,000
Forgiveness of related party amounts	$2,744	$2,744
Changes in current assets and liabilities
Prepaid Expenses	$2,000	$—
Accounts payable-Related party	$(2,244)	$—
Accrued expenses	$750	$750
Net cash provided by (used in) operating activities	$—	$—

Net increase (decrease) in cash	$—	$—
Cash at beginning of period	$—	$—

Cash at the end of period	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

GO PUBLIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Go Public, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on January 24, 2013, with an objective to acquire, or merge with, an operating business. As of October 31, 2013, the Company had not yet commenced any operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from January 24, 2013 (Inception) through the end of its fiscal year January 31, 2012 and notes thereto contained in the Company's interim period report ending October 31, 2013.

The results of operations for the nine month period ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

DEVELOPMENT STAGE COMPANY.

The Company is a development stage company as defined by ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

SHELL COMPANY STATUS.

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

CASH AND CASH EQUIVALENTS.

The Company considers all highly liquid investments with maturities of six months or less at the time of purchase to be cash equivalents. Cash and cash equivalents totaled $0 at October 31, 2013 and January 31, 2013.

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

INCOME TAXES.

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of October 31, 2013 or January 31, 2013.

EARNINGS PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2013.

RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions totaled $0 and $2,244 for the periods ending October 31, 2013 and January 31, 2013 and were comprised of accounts payable.

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

Share-based expense for the nine months ended October 31, 2013 and 2012 was $0 and $0, respectively.

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

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 and $2,000 at October 31, 2013 and January 31, 2013 and consisted solely of prepaid audit fees.

NOTE 5—STOCKHOLDER EQUITY

The capitalization of the Company consists of the following classes of capital stock as of October 31, 2013 and January 31, 2013:

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

On October 9, 2013, a share purchase agreement, in which the founding shareholder sold 100% of his 20,000,000 common shares was completed and culminated in a change of control.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	October 31, 2013	January 31, 2013
Income tax expense at statutory rate	$(1,100)	$(760)
Valuation allowance	1,100	760
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of :

	October 31, 2013	January 31, 2013
NOL Carryover	$5,500	$2,240
Valuation allowance	(5,500)	(2,240)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $5,500 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – RELATED- PARTY TRANSACTIONS

Accounts payable

On October 8, 2013 the sole shareholder and director forgave the Company his related party payable in the amount of $2,744. Related party payables totaled $0 and $2,244 at October 31, 2013 and January 31, 2013, respectively.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 8 - SUBSEQUENT EVENTS

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We also have no unused sources of liquid assets.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of October 31, 2013 and January 31, 2013.

RESULTS OF OPERATIONS

Three months ended October 31, 2013

For the three months ended October 31, 2013 we incurred a net loss of $1,250 consisting entirely of review fees.

Nine Months ended October 31, 2013

For the nine months ended October 31, 2013 we incurred a net loss of $3,250 consisting entirely of audit and review fees.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual without adequate compensating controls.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended October 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A LEGAL RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

-11

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 7, 2013. (1)

3.2	By-laws. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended October 31, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 7, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Go Public, Inc.

(Registrant)

By: /s/ Andre DiFelice

Andre DiFelice, President,

Secretary and Treasurer

Dated: December 16, 2013